Form 10-K
period 2020-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C28
filed 2021-03-19
CIK 1637008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Horizon Outlet Shoppes Portfolio Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Horizon Outlet Shoppes Portfolio Mortgage Loan which is an asset of the issuing entity, one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Horizon Outlet Shoppes Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, which constituted approximately 3.9% and 3.7%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to The Club Row Building Mortgage Loan, one other pari passu loan and one subordinate companion loan, which are not assets of the issuing entity or (b) with respect to the Shaner Hotels Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of each loan combination was securitized in the JPMBB Commercial Mortgage Securities Trust 2015-C27 transaction, Commission File Number 333-190246-12 (the “JPMBB 2015-C27 Transaction”). These loan combinations, including The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C27 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K. The One Campus Martius Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Houston Galleria Mortgage Loan, The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after April 24, 2020, The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the senior trust advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets

Wells Fargo Bank, National Association acts as trustee of The Club Row Building Mortgage Loan, the Shaner Hotels Portfolio Mortgage Loan and the Houston Galleria Mortgage Loan.  Pursuant to the pooling and servicing agreement for the JPMBB 2015-C27 Transaction and the trust and servicing agreement for the HGMT 2015-HGLR Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of The Club Row Building Mortgage Loan, the Shaner Hotels Portfolio Mortgage Loan and the Houston Galleria Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of The Club Row Building Mortgage Loan, the Shaner Hotels Portfolio Mortgage Loan and the Houston Galleria Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Houston Galleria Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on April 23, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $115,411,885.73 for the twelve-month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the JPMBB 2015-C27 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the JPMBB 2015-C27 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPMBB 2015-C27 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        Torchlight Loan Services, LLC, as Special Servicer prior to April 24, 2020

33.3        LNR Partners, LLC, as Special Servicer on and after April 24, 2020

33.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5        Wells Fargo Bank, National Association, as Certificate Administrator

33.6        Wells Fargo Bank, National Association, as Custodian

33.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

33.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9        National Tax Search, LLC, as Servicing Function Participant

33.10      KeyBank National Association, as Primary Servicer

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.1)

33.12      Torchlight Loan Services, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan prior to April 24, 2020 (see Exhibit 33.2)

33.13      LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan on and after April 24, 2020 (see Exhibit 33.3)

33.14      Wilmington Trust, National Association, as Trustee of the Horizon Outlet Shoppes Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15      Wells Fargo Bank, National Association, as Custodian of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.6)

33.16      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.7)

33.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.8)

33.18      National Tax Search, LLC, as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.9)

33.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan

33.20      LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 33.3)

33.21      Wells Fargo Bank, National Association, as Trustee of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.22      Wells Fargo Bank, National Association, as Custodian of The Club Row Building Mortgage Loan (see Exhibit 33.6)

33.23      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Club Row Building Mortgage Loan (see Exhibit 33.7)

33.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.19)

33.25      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.3)

33.26      Wells Fargo Bank, National Association, as Trustee of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27      Wells Fargo Bank, National Association, as Custodian of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.28      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.7)

33.29      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 33.10)

33.30      Pacific Life Insurance Company, as Special Servicer of the Houston Galleria Mortgage Loan

33.31      Wells Fargo Bank, National Association, as Trustee of the Houston Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Houston Galleria Mortgage Loan (see Exhibit 33.6)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        Torchlight Loan Services, LLC, as Special Servicer prior to April 24, 2020

34.3        LNR Partners, LLC, as Special Servicer on and after April 24, 2020

34.4        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5        Wells Fargo Bank, National Association, as Certificate Administrator

34.6        Wells Fargo Bank, National Association, as Custodian

34.7        Pentalpha Surveillance LLC, as Senior Trust Advisor

34.8        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9        National Tax Search, LLC, as Servicing Function Participant

34.10      KeyBank National Association, as Primary Servicer

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.1)

34.12      Torchlight Loan Services, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan prior to April 24, 2020 (see Exhibit 34.2)

34.13      LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan on and after April 24, 2020 (see Exhibit 34.3)

34.14      Wilmington Trust, National Association, as Trustee of the Horizon Outlet Shoppes Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15      Wells Fargo Bank, National Association, as Custodian of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.6)

34.16      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.7)

34.17      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.8)

34.18      National Tax Search, LLC, as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.9)

34.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan

34.20      LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 34.3)

34.21      Wells Fargo Bank, National Association, as Trustee of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.22      Wells Fargo Bank, National Association, as Custodian of The Club Row Building Mortgage Loan (see Exhibit 34.6)

34.23      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Club Row Building Mortgage Loan (see Exhibit 34.7)

34.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.19)

34.25      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.3)

34.26      Wells Fargo Bank, National Association, as Trustee of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27      Wells Fargo Bank, National Association, as Custodian of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.28      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.7)

34.29      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 34.10)

34.30      Pacific Life Insurance Company, as Special Servicer of the Houston Galleria Mortgage Loan

34.31      Wells Fargo Bank, National Association, as Trustee of the Houston Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Houston Galleria Mortgage Loan (see Exhibit 34.6)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        Torchlight Loan Services, LLC, as Special Servicer prior to April 24, 2020

35.3        LNR Partners, LLC, as Special Servicer on and after April 24, 2020

35.4        Wells Fargo Bank, National Association, as Certificate Administrator

35.5        KeyBank National Association, as Primary Servicer

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 35.1)

35.7        Torchlight Loan Services, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan prior to April 24, 2020 (see Exhibit 35.2)

35.8        LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan on and after April 24, 2020 (see Exhibit 35.3)

35.9        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 35.3)

35.11      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.12      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 35.3)

35.13      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 35.5)

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

Date: March 19, 2021