Form 10-K
period 2021-12-31
JPMBB Commercial Mortgage Securities Trust 2015-C28
filed 2022-03-17
CIK 1637008

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Not applicable.

EXPLANATORY NOTES

The Horizon Outlet Shoppes Portfolio Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Horizon Outlet Shoppes Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Horizon Outlet Shoppes Portfolio Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, The Club Row Building Mortgage Loan and the Shaner Hotels Portfolio Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC. This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Houston Galleria Mortgage Loan (Loan # 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on April 23, 2015 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $118,139,942 for the twelve- month period ended December 31, 2021.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Certificate Administrator, Trustee, and Custodian.

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.2        LNR Partners, LLC, as Special Servicer

33.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4        Wells Fargo Bank, National Association, as Certificate Administrator

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Pentalpha Surveillance LLC, as Senior Trust Advisor

33.7        CoreLogic Solutions, LLC, as Servicing Function Participant

33.8        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10      KeyBank National Association, as Primary Servicer

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.1)

33.12      LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.2)

33.13      Wilmington Trust, National Association, as Trustee of the Horizon Outlet Shoppes Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.5)

33.15      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.6)

33.16      CoreLogic Solutions, LLC, as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 33.7)

33.17      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan

33.19      LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 33.2)

33.20      Wells Fargo Bank, National Association, as Trustee of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of The Club Row Building Mortgage Loan (see Exhibit 33.5)

33.22      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Club Row Building Mortgage Loan (see Exhibit 33.6)

33.23      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.18)

33.25      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.2)

33.26      Wells Fargo Bank, National Association, as Trustee of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27      Wells Fargo Bank, National Association, as Custodian of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.5)

33.28      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.29      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.30      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 33.10)

33.31      Pacific Life Insurance Company, as Special Servicer of the Houston Galleria Mortgage Loan

33.32      Wells Fargo Bank, National Association, as Trustee of the Houston Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

33.33      Wells Fargo Bank, National Association, as Custodian of the Houston Galleria Mortgage Loan (see Exhibit 33.5)

33.34      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        LNR Partners, LLC, as Special Servicer

34.3        Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4        Wells Fargo Bank, National Association, as Certificate Administrator

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Pentalpha Surveillance LLC, as Senior Trust Advisor

34.7        CoreLogic Solutions, LLC, as Servicing Function Participant

34.8        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10      KeyBank National Association, as Primary Servicer

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.1)

34.12      LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.2)

34.13      Wilmington Trust, National Association, as Trustee of the Horizon Outlet Shoppes Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.5)

34.15      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.6)

34.16      CoreLogic Solutions, LLC, as Servicing Function Participant of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 34.7)

34.17      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.18      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan

34.19      LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 34.2)

34.20      Wells Fargo Bank, National Association, as Trustee of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of The Club Row Building Mortgage Loan (see Exhibit 34.5)

34.22      Pentalpha Surveillance LLC, as Senior Trust Advisor of The Club Row Building Mortgage Loan (see Exhibit 34.6)

34.23      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.24      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.18)

34.25      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.2)

34.26      Wells Fargo Bank, National Association, as Trustee of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27      Wells Fargo Bank, National Association, as Custodian of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.5)

34.28      Pentalpha Surveillance LLC, as Senior Trust Advisor of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.29      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.30      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 34.10)

34.31      Pacific Life Insurance Company, as Special Servicer of the Houston Galleria Mortgage Loan

34.32      Wells Fargo Bank, National Association, as Trustee of the Houston Galleria Mortgage Loan (Omitted. See Explanatory Notes.)

34.33      Wells Fargo Bank, National Association, as Custodian of the Houston Galleria Mortgage Loan (see Exhibit 34.5)

34.34      Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        LNR Partners, LLC, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.5        KeyBank National Association, as Primary Servicer

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 35.1)

35.7        LNR Partners, LLC, as Special Servicer of the Horizon Outlet Shoppes Portfolio Mortgage Loan (see Exhibit 35.2)

35.8        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Club Row Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.9        LNR Partners, LLC, as Special Servicer of The Club Row Building Mortgage Loan (see Exhibit 35.2)

35.10      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Shaner Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.11      LNR Partners, LLC, as Special Servicer of the Shaner Hotels Portfolio Mortgage Loan (see Exhibit 35.2)

35.12      KeyBank National Association, as Primary Servicer of the Houston Galleria Mortgage Loan (see Exhibit 35.5)

35.13      Pacific Life Insurance Company, as Special Servicer of the Houston Galleria Mortgage Loan

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

Date: March 17, 2022